Form 10-Q
period 2009-01-31
Pier Acquisition I, Inc.
filed 2009-03-17
CIK 1453859

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53552

Pier Acquisition I, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94–3436298
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

3902 Peartree Place, Calabasas, CA 91302
 (Address of principal executive offices)

(310) 367-6667
 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company .	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,500,000 shares of common stock, par value $.0001 per share, outstanding as of March 17, 2009.

PIER ACQUISITION I, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of January 31, 2009 (Unaudited) and October 31, 2008	2

	Statements of Operations (Unaudited) for the Three Months Ended January 31, 2009, for the period from August 14, 2008 (Inception) to January 31, 2009 and for the Cumulative Period from August 14, 2008 (Inception) to January 31, 2009	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Period from August 14, 2008 (Inception) to January 31, 2009	4

	Statements of Cash Flows (Unaudited) for the Period from August 14, 2008 (Inception) to January 31, 2009 and for the Cumulative Period from August 14, 2008 (Inception) to January 31, 2009	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended January 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10/A filed with the Securities and Exchange Commission for the period ended October 31, 2008.

PIER ACQUISITION I, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31,	October 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51,941	$50,967
Subscription Receivables	-	2,250
Total current assets	$51,941	$53,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Advance from Stockholder	$100	$100
Accounts payable and accrued expenses	9,840	6,250
Accounts payable - related party	-	478
Total current liabilities	9,940	6,828

LONG TERM LIABILITIES:
Notes payable - Stockholders	69,751	69,751
Interest payable - Stockholders	2,759	1,308
Total long-term liabilities	72,510	71,059

TOTAL LIABILITIES	82,450	77,887

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,500,000 shares issued and outstanding, respectively	650	650
Additional paid-in capital	6,849	6,849
Deficit accumulated during development stage	(38,008)	(32,169)
Total stockholders' equity (deficit)	(30,509)	(24,670)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$51,941	$53,217

The accompanying notes are an integral part of these financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period		Cumulative
	For the		From August 14, 2008		From August 14, 2008
	Three Months Ended		(Date of Inception)		(Date of Inception)
	January 31, 2009		To January 31, 2009		To January 31, 2009
	(unaudited)		(unaudited)		(unaudited)

Net revenue	$-		$-		$-

Expenses	5,839		38,008		38,008

Net loss	$(5,839)		$(38,008)		$(38,008)

Net loss per common share - basic and diluted	$	*	$	*

Weighted average common equivalent shares outstanding - basic and diluted	6,500,000		6,500,000

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 14, 2008 (DATE OF INCEPTION) TO JANUARY 31, 2009

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)
Balance, August 14, 2008 (Inception)	-	$-	$-	$-	$-

Sale of common stock on September 5, 2008 for cash, @ $0.00076923per share.	6,500,000	650	4,350	-	5,000

Sale of warrants with common stock on September 5, 2008 for cash, @ $0.00038462 per warrant.	-	-	2,499	-	2,499

Net loss	-	-	-	(32,169)	(32,169)

Balance, October 31, 2008	6,500,000	$650	$6,849	$(32,169)	$(24,670)

Net loss	-	-	-	(5,839)	(5,839)

Balance, January 31, 2009 (unaudited)	6,500,000	$650	$6,849	$(38,008)	$(30,509)

The accompanying notes are an integral part of these financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Period	Cumulative
	From August 14, 2008	From August 14, 2008
	(Date of Inception)	(Date of Inception)
	To January 31, 2009	To January 31, 2009
	(unaudited)	(unaudited)

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(38,008)	$(38,008)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accounts payable and accrued expense	9,840	9,840
Increase in interest payable - Stockholders	2,759	2,759
Net cash used in operating activities	(25,409)	(25,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from stockholder	100	100
Notes payable - Stockholders	69,751	69,751
Sale of common stock	5,000	5,000
Sale of warrants	2,499	2,499
Net cash provided by financing activities	77,350	77,350

NET INCREASE IN CASH & CASH EQUIVALENTS	51,941	51,941

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$51,941	$51,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Pier Acquisition I, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From August 14, 2008
(Date of Inception) to January 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements have been prepared by Pier Acquisition I, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The results for the period from August 14, 2008 (date of inception) to January 31, 2009, are not necessarily indicative of the results to be expected for the period from August 14, 2008 (date of inception) to July 31, 2009.

History

Pier Acquisition I, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on August 14, 2008. The Company is in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The fiscal year end is July 31.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash in time deposits, certificates of deposit, all highly liquid investments with original maturities of three months or less.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $5,000 in the taxable year in which the trade or business begins.  The $5,000 must be reduced by the amount of startup costs in excess of $50,000.  The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins.  These expenses will not be deducted for tax purposes and will represent a deferred tax asset.

Pier Acquisition I, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From August 14, 2008
(Date of Inception) to January 31, 2009

The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.  Tax deductible losses can be carried forward for 20 years until utilized.

Concentrations of Credit Risk

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At January 31, 2009, the only potential dilutive securities were 6,500,000 common stock warrants.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements including those not yet effective is not anticipated to have a material effect on the operations of the Company.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On September 5, 2008, the Company sold for $3,749 cash and a $3,750 subscription receivable 6,500,000 shares of its $0.0001 par value common stock and warrants to purchase 6,500,000 shares of its $0.0001 par value common stock at an exercise price of $.0004.  The Company collected the subscriptions receivable in the amounts of $1,500 and $2,250 on September 4, 2008 and January 7, 2009, respectively.

Pier Acquisition I, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From August 14, 2008
(Date of Inception) to January 31, 2009

Warrants

The following summarizes the warrant activity from the period from August 14, 2008 (date of inception) to January 31, 2009:
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Beginning balance	-	-	-	-
Granted	6,500,000	$0.0004
Forfeited	-	-
Exercised	-	-
Outstanding, January 31, 2009	6,500,000	$0.0004	6,500,000	$0.0004

At January 31, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Outstanding Warrants		Exercisable Warrants
Average		Average		Average
Exercise		Remaining		Remaining
Price	Warrants	Contractual Life	Warrants	Contractual Life
$0.0004	6,500,000	9.54	6,500,000	9.54

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period from August 14, 2008 (date of inception) through January 31, 2009, the Company paid to a shareholder $478 for business expenses.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - NOTES PAYABLE - STOCKHOLDERS

During August and September, the Company received into escrow an aggregate amount of $69,751 to pay for operating expenses.  On September 8, 2008, the advances were formalized as promissory notes, and have been presented as long-term liabilities in the financial statements.  The promissory notes are unsecured, and due on or before the earlier of (i) December 31, 2010 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  The promissory notes accrue interest at 8.25% per annum.  The interest is due and payable at the maturity date.  For the period from August 14, 2008 through January 31, 2009, the Company accrued $2,759 of interest expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Pier Acquisition I, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The “Company” was incorporated in the State of Delaware on August 14, 2008. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected July 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)         investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of January 31, 2009, the Company had assets equal to $51,941, comprised exclusively of cash and cash equivalents.  This compares with assets of $53,217, comprised exclusively of cash or cash equivalents and subscription receivables, as of October 31, 2008. The Company’s total liabilities as of January 31, 2009 totaled $82,450, comprised of monies due to stockholders and accounts payable and accrued expenses.  This compares with total liabilities of $77,887, comprised of monies due to stockholders, accounts payable and accrued expenses, as of October 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the cumulative period from August 14, 2008 (Inception) to January 31, 2009:

For the Cumulative Period from August 14, 2008 (Inception) to January 31, 2009
Net Cash (Used in) Operating Activities	$(25,409)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$77,350
Net Increase in Cash and Cash Equivalents	$51,941

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2008 (Inception) to January 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2009, the Company had a net loss of $5,839, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 in January of 2009.

For the period from August 14, 2008 (Inception) to January 31, 2009, the Company had a net loss of $38,008 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in January of 2009.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2008.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on January 13, 2009, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 17, 2009	PIER ACQUISITION I, INC.

	By:	/s/ Philip Huml
Philip Huml
President and Director
Principal Executive Officer
Principal Financial Officer