Form 10-K
period 2009-07-31
Pier Acquisition I, Inc.
filed 2009-11-13
CIK 1453859

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53552
_______________________________________________

Pier Acquisition I, Inc.
 (Exact name of registrant as specified in its charter)
______________________________________________
Delaware	94-3436298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3902 Peachtree Place, Calabasas, CA 91302

(Address of principal executive offices)

(310) 367-6667

(Registrant’s telephone number, including area code)
_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes☒ No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

As of July 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of November 13, 2009, there were 6,500,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Pier Acquisition I, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Pier Acquisition I, Inc. (“we”, “us”, “our”, the "Company") was incorporated in the State of Delaware on August 14, 2008. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected July 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Philip Huml, our President and a director and Katherine Brady, our Secretary, Treasurer and a director.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)            Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)            Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)            Strength and diversity of management, either in place or scheduled for recruitment;

         (d)            Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)            The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)            The extent to which the business opportunity can be advanced;

         (g)            The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)            Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of November 13, 2009, there were 7 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On September 5, 2008, the Company offered and sold an aggregate of 6,500,000 shares of Common Stock for an aggregate purchase price equal to $5,000, pursuant to the terms and conditions set forth in those certain stock purchase agreements (each a “Common Stock Purchase Agreement”), and Warrants (the “Warrants”) to purchase an aggregate of 6,500,000 shares of Common Stock for aggregate proceeds of cash equal to $2,499, pursuant to the terms and conditions set forth in those certain warrant purchase agreements (each a “Warrant Purchase Agreement”).  The Warrants have an exercise price equal to $0.00038462 per share subject to adjustment as provided therein. The Warrants are immediately exercisable and terminate on the earlier of September 5, 2018 or five years from the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company” and a “blank check company.”  The Company sold these shares of Common Stock and Warrants under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 8, 2008 the Company issued promissory notes to certain stockholders for an aggregate amount of $69,751 to pay for operating expenses.  The promissory notes are due on or before the earlier of (i) December 31, 2010 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  The promissory notes accrue interest at 8.25% per annum.  The interest is due and payable at the maturity date.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Liquidity and Capital Resources

As of July 31, 2009, the Company had assets equal to $26,067, comprised exclusively of cash, cash equivalents and prepaid expenses. The Company’s current liabilities as of July 31, 2009 totaled $2,529, comprised exclusively of an advance from a stockholder and accounts payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period from August 14, 2008 (Inception) to July 31, 2009 and for the cumulative period from August 14, 2008 (Inception) to July 31, 2009:

	For the Period from August 14, 2008 (Inception) to July 31, 2009	For the Cumulative Period from August 14, 2008 (Inception) to July 31, 2009
Net Cash (Used in) Operating Activities	$(53,138)	$(53,138)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$77,350	$77,350
Net Increase in Cash and Cash Equivalents	$24,212	$24,212

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2008 (Inception) to July 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended July 31, 2009, the Company had a net loss of $59,324, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in January of 2009, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2009 in March of 2009, and the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 in June of 2009.

For the cumulative period from August 14, 2008 (Inception) to July 31, 2009, the Company had a net loss of $59,324 in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in January of 2009, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2009 in March of 2009, and the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 in June of 2009.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

PIER ACQUISITION I, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pier Acquisition I, Inc.
Calabasas, CA

We have audited the accompanying balance sheet of Pier Acquisition I, Inc. (a development stage company) as of July 31, 2009, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from August 14, 2008 (Date of Inception) to July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pier Acquisition I, Inc. as of July 31, 2009, and the results of its operations and its cash flows for the period from August 14, 2008 (Date of Inception) to July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
November 10, 2009

PIER ACQUSITION I, INC.
(A Development Stage Company)
BALANCE SHEET

July 31,
2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,212
Prepaid expenses	1,855
Total current assets	$26,067

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Advance from Stockholder	$100
Accounts Payable	2,429
Total current liabilities	2,529
LONG TERM LIABILITIES:
Notes payable - Stockholders	69,751
Interest payable - Stockholders	5,612
Total long-term liabilities	75,363
TOTAL LIABILITIES	77,892

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,500,000 shares issued and outstanding	650
Additional paid-in capital	6,849
Deficit accumulated during development stage	(59,324)

Total stockholders' equity (deficit)	(51,825)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$26,067

The accompanying notes are an integral part of the financial statements.

PIER ACQUSITION I, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Period	Cumulative
	From August 14, 2008	From August 14, 2008
	(Date of Inception)	(Date of Inception)
	To July 31, 2009	To July 31, 2009

Net revenue	$-	$-

Expenses	59,324	59,324

Net loss	$(59,324)	$(59,324)

Net loss per common share - basic and diluted	$(0.01)

Weighted average common equivalent shares outstanding - basic and diluted	6,500,000

The accompanying notes are an integral part of the financial statements.

PIER ACQUSITION I, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFECIT)
FOR THE PERIOD FROM AUGUST 14, 2008 (INCEPTION) TO JULY 31, 2009

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)
Balance, August 14, 2008 (Inception)	-	$-	$-	$-	$-

Sale of common stock on September 5, 2008 for cash, @ $0.00076923 per share.	6,500,000	650	4,350	-	5,000

Sale of warrants with common stock on September 5, 2008 for cash, @ $0.00038462 per warrant.	-	-	2,499	-	2,499

Net loss	-	-	-	(59,324)	(59,324)

Balance, July 31, 2009	6,500,000	$650	$6,849	$(59,324)	$(51,825)

The accompanying footnotes are an integral part of the financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Period	Cumulative
	From August 14, 2008	From August 14, 2008
	(Date of Inception)	(Date of Inception)
	To July 31, 2009	To July 31, 2009

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(59,324)	$(59,324)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in prepaid expenses	(1,855)	(1,855)
Increase in interest payable - Stockholders	5,612	5,612
Increase in accounts payable	2,429	2,429
Net cash used in operating activities	(53,138)	(53,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from stockholder	100	100
Notes payable - Stockholders	69,751	69,751
Sale of common stock	5,000	5,000
Sale of warrants	2,499	2,499
Net cash provided by financing activities	77,350	77,350

NET INCREASE IN CASH & CASH EQUIVALENTS	24,212	24,212
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$24,212	$24,212
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

Pier Acquisition I, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From August 14, 2008
(Date of Inception) July 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash in time deposits, certificates of deposit, and all highly liquid investments with original maturities of three months or less.

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
(Date of Inception) July 31, 2009

Concentrations of Credit Risk

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At July 31, 2009, the only potential dilutive securities were 6,500,000 common stock warrants.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

Pier Acquisition I, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From August 14, 2008
(Date of Inception) July 31, 2009

Warrants

The following summarizes the warrant activity from the period from August 14, 2008 (date of inception) to July 31, 2009:

		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Beginning balance	-	-	-	-
Granted	6,500,000	$0.0004
Forfeited	-	-
Exercised	-	-
Outstanding, July 31, 2009	6,500,000	$0.0004	6,500,000	$0.0004

At July 31, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Outstanding Warrants		Exercisable Warrants
Average		Average		Average
Exercise		Remaining		Remaining
Price	Warrants	Contractual Life	Warrants	Contractual Life
$0.0004	6,500,000	9.05	6,500,000	9.05

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period from August 14, 2008 (date of inception) through July 31, 2009, the Company paid  a shareholder $1,171 for business expenses.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Pier Acquisition I, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From August 14, 2008
(Date of Inception) July 31, 2009

NOTE 4 - NOTES PAYABLE – STOCKHOLDERS

During August and September of 2008, the Company received into escrow an aggregate amount of $69,751 to pay for operating expenses.  On September 8, 2008, the advances were formalized as promissory notes, and have been presented as long-term liabilities in the financial statements. The promissory notes are unsecured, and due on or before the earlier of (i) December 31, 2010 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  The promissory notes accrue interest at 8.25% per annum.  The interest is due and payable at the maturity date.  For the period from August 14, 2008 (Date of Inception) through July 31, 2009, the Company accrued $5,612 of interest expense.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between August 1, 2009 and November 13, 2009 which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended July 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)	Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Philip J. Huml	35	President and Director

Katherine Brady	40	Secretary, Treasurer and Director

Anthony DiGiandomenico	43	Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Philip J. Huml, the Company's President and a director is currently a Managing Director of Investment Banking at MDB Capital and focuses on corporate finance and capital formation for growth-oriented companies both domestically and in Asia.  Mr. Huml started his career at Solomon Smith Barney.  In 2000, Mr. Huml became Vice President of corporate finance for Burnham Securities and opened their west coast office. From 2005-2006, he was Vice President of institutional sales for WestPark Capital.  In December 2006, Mr. Huml joined Blackwater Capital Group as Managing Director of their western banking and China operations. Prior to starting in the brokerage community, Mr. Huml was the founder of two start-up companies in the food and beverage industry.  Mr. Huml attended the University of Arizona and currently has his series 7, 63 and 65 licenses.

Katherine Brady, the Company’s Secretary, Treasurer and a director began her career in finance in 1995 in New York at DH Blair, a boutique investment banking firm.  She then moved to Los Angeles and became the CFO for Beechwood Financial in Santa Monica.  Beechwood Financial was a private investment company with holdings in private and publicly traded companies.  Katherine has recently been appointed Chairperson for the Chaparral PFC Investment Committee.  Katherine attended the University of Nebraska and has her series 7 license.

Anthony DiGiandomenico, a director, is the co-founder of MDB Capital, Mr. DiGiandomenico focuses on corporate finance and capital formation for growth-oriented companies. He has participated in all areas of corporate finance including private capital, public offerings, PIPEs, business consulting and strategic planning, and mergers and acquisitions. Mr. DiGiandomenico has also worked on a wide range of transactions for growth-oriented companies in biotechnology, nutritional supplements, manufacturing and entertainment industries. Prior to forming MDB Capital, Mr. DiGiandomenico served as President and CEO of the Digian Company, a real estate development company. Mr. DiGiandomenico holds an MBA from the Haas School of Business at the University of California, Berkeley and a Bachelors of Science Degree in Finance from the University of Colorado.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e)    Prior Blank Check Company Experience

As indicated below, our management also serves as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Pier Acquisition II, Inc.	January 13, 2009	Effective	000-53552	None.	Philip J. Huml serves as President and director, Katherine Brady serves as Secretary, Treasurer and director and Anthony DiGiandomenico serves as director.

Compliance with Section 16(a) of the Exchange Act

              Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended July 31, 2009 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The Company's officers and directors have not received any cash or other remuneration since inception.  They will not receive any remuneration until the consummation of an acquisition.  No remuneration of any nature has been paid for on account of services rendered by a director in such capacity.  Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of November 13, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. All warrants described below are currently exercisable and have an exercise price equal to $.0001.

	Amount and Nature of		Percentage
Name and Address	Beneficial Ownership		of Class

Philip J. Huml (1)	2,600,000	(2)	33.33%
3902 Peartree Place
Calabasas, CA 91302

Katherine Brady (3)	2,600,000	(4)	33.33%
3902 Peartree Place
Calabasas, CA 91302

Anthony DiGiandomenico (5)	2,600,000	(6)	33.33%
3902 Peartree Place
Calabasas, CA 91302

The Patrick Riordan Trust	1,950,000	(7)	26.09%
3902 Peartree Place
Calabasas, CA 91302

John F. Baier	975,000	(8)	13.95%
3902 Peartree Place
Calabasas, CA 91302

The Marie Baier Foundation (9)	975,000	(10)	13.95%
3902 Peartree Place
Calabasas, CA 91302

JK Advisors, Inc. (11)	1,300,000	(12)	18.18%
3902 Peartree Place
Calabasas, CA 91302

All Officers and	7,800,000		75%
Directors as a group
(3 individuals)

(1)	Philip J. Huml serves as President and a director of the Company.
(2)	Includes 1,300,000 shares of common stock and a warrant to purchase 1,300,000 shares of common stock owned by Mr. Huml.
(3)	Katherine Brady serves as the Secretary, Treasurer and a director of the Company
(4)	Includes 1,300,000 shares of common stock and shares underlying a warrant to purchase 1,300,000 shares of common stock owned by Ms. Brady.
(5)	Anthony DiGiandomenico serves as a director of the Company.
(6)	Includes 1,300,000 shares of common stock and shares underlying a warrant to purchase 1,300,000 shares of common stock owned by Mr. DiGiandomenico.
(7)	Includes 975,000 shares of common stock and shares underlying a warrant to purchase 975,000 shares of common stock owned by The Patrick Riordan Trust.
(8)	Includes 487,500 shares of common stock and shares underlying a warrant to purchase 487,500 shares of common stock owned by John F. Baier.
(9)
The Marie Baier Foundation is a private foundation.  John Baier, a stockholder of the Company, is the President of the foundation.  Mr. Baier does not own any part of the foundation nor does he have any rights to the assets of the foundation.   The primary purpose of the Marie Baier Foundation is to give grants to higher education, the arts, hospitals, and health and human services.

(10)	Includes 487,500 shares of common stock and shares underlying a warrant to purchase 487,500 shares of common stock owned by the Marie Baier Foundation.
(11)
JK Advisor’s, Inc. provides consulting services to the Company.  John Brady, the husband of Katherine Brady, our Secretary, Treasurer and a director and stockholder of the Company, is the owner of J.K. Advisor’s, Inc.

(12)	Includes 650,000 shares of common stock and shares underlying a warrant to purchase 650,000 shares of common stock owned by JK Advisors, Inc.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

On September 5, 2008, the Company issued 650,000 shares of common stock and warrants to purchase 650,000 shares of common stock to JK Advisors, Inc.  JK Advisors, Inc. is a stockholder of the Company and provides consulting services to the Company.  John Brady, the husband of Katherine Brady, our Secretary and a director of the Company, is the owner of JK Advisor’s, Inc.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

AJ. Robbins, P.C. (“AJ. Robbins”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,780 for the fiscal year ended July 31, 2009. The Company was not incorporated until August of 2008, so there were no fees incurred for the 2008 fiscal year end.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended July 31, 2009. The Company was not incorporated until August of 2008, so there were no fees incurred for the 2008 fiscal year end.

Tax Fees

The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended July 31, 2009. The Company was not incorporated until August of 2008, so there were no fees incurred for the 2008 fiscal year end.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal year ended July 31, 2009. The Company was not incorporated until August of 2008, so there were no fees incurred for the 2008 fiscal year end.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

* Index Page follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended July 31, 2009

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended July 31, 2009

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 13, 2009 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIER ACQUISITION I, INC.

Dated: November 13, 2009	By:	/s/ Philip J. Huml
Philip J. Huml
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

	Title	Date

/s/ Philip J. Huml	President and Director	November 13, 2009
Philip J. Huml