Form 10-Q
period 2010-04-30
Pier Acquisition I, Inc.
filed 2010-12-15
CIK 1453859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2010

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

PIER ACQUISITION I, INC.

FORM 10-Q

For the quarterly period ended April 30, 2010

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at July 31, 2009 and April 30, 2010 (unaudited at April 30, 2010)	4

	Condensed Statements of Operations for the three and nine months ended April 30, 2010, for the three months ended April 30, 2009, for the period from August 14, 2008 (Date of Inception) to April 30, 2009 and for the period August 14, 2008 (inception) to April 30, 2010 (unaudited)	5

	Condensed Statement of Changes in Stockholders’ Equity for the period from August 14, 2008 (inception) to April 30, 2010 (unaudited)	6

	Condensed Statements of Cash Flows for the nine months ended April 30, 2010, for the period from August 14, 2008 (Date of Inception) to April 30, 2009 and for the period August 14, 2008 (inception) to April 30, 2010 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4	Controls and Procedures	18

PART II	Other Information	20

Item 1	Legal Proceedings	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	(Removed and Reserved)	20

Item 5	Other Information	20

Item 6	Exhibits	20

Signatures		20

ADVISEMENT

Unless the context requires otherwise, “Pier Acquisition I”, “ the Company ”, “ we ”, “ us ”, “ our ” and similar terms refer to Pier Acquisition I, Inc. Our common stock, par value $.0001 per share is commonly referred to in this quarterly report as our “common shares” or “common stock”.   The information in this quarterly report is current as of the date of this quarterly report (April 30, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended April 30, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended July 31, 2010.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PIER ACQUISITION I, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	April 30,	July 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$24,212
Subscription Receivables	-	1,855
Total current assets	$-	$26,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Advance from Stockholder	$-	$100
Accounts payable and accrued expenses	8,000	2,429
Notes payable - Stockholders	69,751	-
Interest payable - Stockholders	9,915	-
Total current liabilities	87,666	2,529

LONG TERM LIABILITIES:
Notes payable - Stockholders	-	69,751
Interest payable - Stockholders	-	5,612
Total long-term liabilities	-	75,363

TOTAL LIABILITIES	87,666	77,892

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
6,500,000 shares issued and outstanding, respectively	650	650
Additional paid-in capital	6,849	6,849
Deficit accumulated during development stage	(95,165)	(59,324)
Total stockholders' deficit	(87,666)	(51,825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$26,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

				For the Period	Cumulative
	For the	For the	For the	From August 14, 2008	From August 14, 2008
	Three Months Ended	Three Months Ended	Nine Months Ended	(Date of Inception)	(Date of Inception)
	April 30, 2010	April 30, 2009	April 30, 2010	to April 30, 2009	To April 30, 2010

Net revenue	$-	$-	$-	$-	$-

Expenses	1,403	14,150	35,841	52,158	95,165

Net loss	$(1,403)	$(14,150)	$(35,841)	$(52,158)	$(95,165)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common equivalent shares outstanding - basic and diluted	6,500,000	6,500,000	6,500,000	6,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM AUGUST 14, 2008 (DATE OF INCEPTION) TO APRIL 30, 2010
(Unaudited)

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Deficit
Balance, August 14, 2008 (Inception)	-	$-	$-	$-	$-

Sale of common stock on September 5, 2008 for cash, @ $0.00076923 per share.	6,500,000	650	4,350	-	5,000

Sale of warrants with common stock on September 5, 2008 for cash, @ $0.00038462 per warrant.	-	-	2,499	-	2,499

Net loss	-	-	-	(59,324)	(59,324)

Balance, July 31, 2009	6,500,000	$650	$6,849	$(59,324)	$(51,825)

Net loss	-	-	-	(35,841)	(35,841)

Balance, April 30, 2010	6,500,000	$650	$6,849	$(95,165)	$(87,666)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Period	Cumulative
	For the	From August 14, 2008	From August 14, 2008
	Nine Months Ended	(Date of Inception)	(Date of Inception)
	April 30, 2010	To April 30, 2009	To April 30, 2010

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(35,841)	$(52,158)	$(95,165)
Adjustment to reconcile net loss to net cash used in operating activities
(Increase) decrease in prepaid expenses	1,855	-	-
Increase in accounts payable and accrued expense	5,571	3,591	8,000
Increase in interest payable - Stockholders	4,303	4,162	9,915
Net cash used in operating activities	(24,112)	(44,405)	(77,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from stockholder	(100)	100	-
Notes payable - Stockholders	-	69,751	69,751
Sale of common stock	-	5,000	5,000
Sale of warrants	-	2,499	2,499
Net cash provided by financing activities	(100)	77,350	77,250

NET INCREASE IN CASH & CASH EQUIVALENTS	(24,212)	32,945	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	24,212	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$32,945	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unauditd condensed financial statements.

Pier Acquisition I, Inc.
(A Development Stage Company)
Notes To Condensed Financial Statements
For the Nine Months Ended April 30, 2010 and 2009
And For The Period From August 14, 2008
(Date of Inception) to April 30, 2010
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

Business and Basis of Presentation

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on August 14, 2008 through April 30, 2010, we have accumulated losses of $95,165.

The accompanying unaudited condensed financial statements as of April 30, 2010 and for the three and nine month periods ended April 30, 2010 and 2009 and from date of inception as a development stage enterprise (August 14, 2008) to April 30, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the fiscal year ended July 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2010.

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

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 6,500,000 common share equivalents at April 30, 2010 and 2009. For the three and nine months ended April 30, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2010, the Company paid a shareholder $11,275 for business expenses. For the period from August 14, 2008 (date of inception) through April 30, 2010, the Company paid a shareholder $12,446 for business expenses.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 3 - NOTES PAYABLE – STOCKHOLDERS

During each of the three month periods ended April 30, 2010 and 2009, the Company accrued $1,403 of interest expense on notes payable to stockholders. During the nine month periods ended April 30, 2010 and 2009, the Company accrued $4,303 and $4,162, respectively, of interest expense on notes payable to stockholders.

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

Results of Operations

Comparison of the Three Month Period Ended April 30, 2010 to the Three Month Period Ended April 30, 2009

The Company has not conducted any active operations since inception, except for its efforts to organize, secure initial capital, file Exchange Act reports and locate suitable acquisition candidates.  We had no revenue in the quarterly periods ended April 30, 2010 or 2009.  Operating expenses decreased from $14,150 for the three months ended April 30, 2009 to $1,403 for the three months ended April 30, 2010, a decrease of $12,747, or 90%. The decrease results primarily from a decrease in professional fees and other expenses, resulting from insufficient capital on hand to fund our operations. The primary component of our current operating expenses is interest expense.

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

Comparison of the Nine Month Period Ended April 30, 2010 to the initial period August 14, 2008 (Inception) to April 30, 2009

The Company has not conducted any active operations since inception, except for its efforts to organize, secure initial capital, file Exchange Act reports and locate suitable acquisition candidates.  We had no revenue in the nine month period ended April 30, 2010 or the initial period August 14, 2008 (inception) to April 30, 2009. Operating expenses decreased from $52,158 for the initial period August 14, 2008 (inception) to April 30, 2009 to $35,841 for the nine month period ended April 30, 2010, a decrease of $16,317, or 31%. The decrease results primarily from a decrease in professional fees of $26,462, partially offset by an increase in consulting fees of $9,925. The decrease results from curtailment of our operations due to insufficient capital on hand to fund our operations. The primary components of our current operating expenses are professional and consulting fees.

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

Liquidity and Capital Resources

As of April 30, 2010 we had a working capital deficit of $8,000. We have no cash at April 30, 2010. Ultimately management will need to raise additional funds in order to satisfy our immediate financial needs and provide us with sufficient capital to maintain our business and to finance acquisitions. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

As of April 30, 2010, we have incurred a cumulative net loss of $95,165.  We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

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