Form 10-K
period 2010-07-31
Pier Acquisition I, Inc.
filed 2010-12-15
CIK 1453859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to                    .

Commission File Number 000-53552

Pier Acquisition I, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	94–3436298
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o Brandon Hill Hill Financial Advisors 2815 Townsgate Road, Suite 100 Westlake Village, CA91361
(Address of principal executive offices)

Registrant’s telephone number, including area code (805) 449-1132

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☒ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.00 as no market existed for our common stock at such time.

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at November 30, 2010 was 6,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

PIER ACQUISITION I, INC.

FORM 10-K

FOR THE YEAR ENDED JULY 31, 2010

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section and the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us”,”our,” “the Company,” “Pier Acquisition I” and “Registrant” refer to Pier Acquisition I, Inc.Any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.0001 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. All statements included in this Annual Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”   and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors.  Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Annual Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this Annual Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 1.	BUSINESS

Item 1.Description of Business.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation (“Acquisition Strategy”). The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Employees

We have a total of 1 employee which includes our Chief Executive Officer. Our employee is considered a part-time employee.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports.  These materials are available on the SEC’s web site, http://www.sec.gov . You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at: c/o Brandon Hill, Hill Financial Advisors, 2815 Townsgate Road, Suite 100, Westlake Village, CA 91361, (805) 449-1132.

ITEM 1A.	RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating our company and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

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

As of July 31, 2010, we have incurred a cumulative net loss of $96,617.  We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

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

ITEM 2.	PROPERTIES

The Company neither rents nor owns any properties.  Our executive offices are located at c/o Hill Financial Advisors, 2815 Townsgate Road, Suite 100, Westlake Village, CA 91361. We do not pay any rent for the use of the facilities as our use of the facilities is minimal.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its Common Stock since its inception through the date of this filing.

Holders

As of November 30, 2010, there were 7 holders of record of the Common Stock.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities.

We have not issued any securities during our 2010 fiscal year that were not registered under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes. Actual results could differ from those estimates.

Going Concern

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have no cash on hand and are dependent on our majority stockholder to provide working capital advances. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Comparison of the Year Ended July 31, 2010 to the initial period August 14, 2008 (Inception) to July 31, 2009

Revenue

We have no revenue for the year ended July 31, 2010 or the initial period August 14, 2008 (Inception) to July 31, 2009.

Loss from Operations

We incurred losses of $37,293 for the year ended July 31, 2010 and $59,324 for the initial period August 14, 2008 (Inception) to July 31, 2009. Expenses consist primarily of professional and consulting fees incurred in relation to the formation of the Company, the filing of the Company’s registration statement on Form 10 in January of 2009 and the filing Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Liquidity and Capital Resources

We have no cash on hand as of November 30, 2010. Ultimately management will need to raise additional funds in order to satisfy our immediate financial needs and provide us with sufficient capital to maintain our business and to finance acquisitions. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Pier Acquisition I, Inc.
Westlake Village, CA

We have audited the accompanying balance sheets of Pier Acquisition I, Inc., a development stage company, as of July 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended July 31, 2010 and the period August 14, 2008 (date of inception) through July 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pier Acquisition I, Inc., a development stage company, at July 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2010 and the period August 14, 2008 (date of inception) through July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is a development stage company which has incurred losses to date.  The Company’s ability to continue as a going concern is dependent on securing additional sources of capital, consummating a merger with an operating company, and ultimately achieving profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ RBSM LLP

New York, New York
December 15, 2010

PIER ACQUISITION I, INC.
(A Development Stage Company)
BALANCE SHEET

	July 31,	July 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$24,212
Prepaid expenses	-	1,855
Total current assets	$-	$26,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Advance from Stockholder	$-	$100
Accounts payable	8,000	2,429
Notes payable - Stockholders	69,751	-
Interest payable - Stockholders	11,367	-
	89,118	2,529
LONG TERM LIABILITIES:
Notes payable - Stockholders	-	69,751
Interest payable - Stockholders	-	5,612
Total long-term liabilities	-	75,363

TOTAL LIABILITIES	89,118	77,892

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,500,000 shares issued and outstanding	650	650
Additional paid-in capital	6,849	6,849
Deficit accumulated during development stage	(96,617)	(59,324)
Total stockholders' equity deficit	(89,118)	(51,825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$26,067

The accompanying notes are an integral part of these financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		For the Period	Cumulative
		From August 14, 2008	From August 14, 2008
	For the year ended	(Date of Inception)	(Date of Inception)
	July 31, 2010	To July 31, 2009	To July 31, 2010

Net revenue	$-	$-	$-

Expenses	37,293	59,324	96,617

Net loss	$(37,293)	$(59,324)	$(96,617)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common equivalent shares outstanding - basic and diluted	6,500,000	6,500,000

The accompanying notes are an integral part of these financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM AUGUST 14, 2008 (DATE OF INCEPTION) TO JULY 31, 2010

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Deficit
Balance, August 14, 2008 (Inception)	-	$-	$-	$-	$-

Sale of common stock on September 5, 2008 for cash, @ $0.00076923 per share.	6,500,000	650	4,350	-	5,000

Sale of warrants with common stock on September 5, 2008 for cash, @ $0.00038462 per warrant.	-	-	2,499	-	2,499

Net loss	-	-	-	(59,324)	(59,324)

Balance, July 31, 2009	6,500,000	650	6,849	(59,324)	(51,825)

Net loss	-	-	-	(37,293)	(37,293)

Balance, July 31, 2010	6,500,000	$650	$6,849	$(96,617)	$(89,118)

The accompanying notes are an integral part of these financial statements.

PIER ACQUISITION I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the Period	Cumulative
		From August 14, 2008	From August 14, 2008
	For the year ended	(Date of Inception)	(Date of Inception)
	July 31, 2010	To July 31, 2009	To July 31, 2010

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(37,293)	$(59,324)	$(96,617)
Adjustment to reconcile net loss to net cash used in operating activities
(Increase) decrease in prepaid expenses	1,855	(1,855)	-
Increase in interest payable - Stockholders	5,755	5,612	11,367
Increase (decrease) in accounts payable	5,571	2,429	8,000
Net cash used in operating activities	(24,112)	(53,138)	(77,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment to) stockholder	(100)	100	-
Notes payable - Stockholders	-	69,751	69,751
Sale of common stock	-	5,000	5,000
Sale of warrants	-	2,499	2,499
Net cash provided by financing activities	(100)	77,350	77,250

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(24,212)	24,212	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	24,212	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$24,212	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Pier Acquisition I, Inc.
(A Development Stage Company)
Notes To Financial Statements
July 31, 2010 and 2009
and for The Period From August 14, 2008
(Date of Inception) to July 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Pier Acquisition I, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on August 14, 2008. The Company is in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The fiscal year end is July 31.

Going Concern and Plan of Operation

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on August 14, 2008 through July 31, 2010, we have accumulated losses of $96,617.

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

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions.

Fair value of financial instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of long term notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities.

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

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 6,500,000 common share equivalents at July 31, 2010 and 2009. For the year ended July 31, 2010 and the initial period August 14, 2008 to July 31, 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Warrants

The following summarizes the warrant activity from the period from August 14, 2008 (date of inception) to July 31, 2010:

		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Beginning balance	-	-	-	-
Granted	6,500,000	$0.0004	6,500,000	$0.0004
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, July 31, 2009	6,500,000	$0.0004	6,500,000	$0.0004
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, July 31, 2010	6,500,000	$0.0004	6,500,000	$0.0004

At July 31, 2010, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:
	Outstanding Warrants		Exercisable Warrants
Average		Average		Average
Exercise		Remaining		Remaining
Price	Warrants	Contractual Life	Warrants	Contractual Life
$0.0004	6,500,000	8.05	6,500,000	8.05

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2010, the Company paid a shareholder $11,275 for business expenses.  During the period from August 14, 2008 (date of inception) through July 31, 2009, the Company paid a shareholder $1,171 for business expenses.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - NOTES PAYABLE – STOCKHOLDERS

During August and September of 2008, the Company received into escrow an aggregate amount of $69,751 to pay for operating expenses.  On September 8, 2008, the advances were formalized as promissory notes, and have been presented as long-term liabilities in the financial statements. The promissory notes are unsecured, and due on or before the earlier of (i) December 31, 2010 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  The promissory notes accrue interest at 8.25% per annum.  The interest is due and payable at the maturity date.  For the year ended July 31, 2010, the Company accrued $5,755 of interest expense. For the period from August 14, 2008 (Date of Inception) through July 31, 2009, the Company accrued $5,612 of interest expense.

NOTE 5 - INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Deferred start-up expenses for tax purposes of approximately $97,000 at July 31, 2010 are available for carryover. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the deferred expenses due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $13,000 in fiscal 2010 and increased by $20,000 in fiscal 2009. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended July 31, 2010 and 2009 follows.

Significant components of deferred tax assets and liabilities are as follows:
	July 31,	July 31,
	2010	2009

Deferred tax assets:
Deferred start-up expenses	33,000	20,000
Valuation allowance	(33,000)	(20,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-7%	-7%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 20, 2010, we engaged RBSM, LLP (“RBSM”) as our principal independent registered public accounting firm and dismissed AJ. Robbins P.C. (“AJ. Robbins”).  The decision to change its principal independent registered public accounting firm was approved by the Company’s board of directors.

The report of AJ. Robbins on the Company’s financial statements for the year ended July 31, 2009 and the period from August 14, 2008 (Inception) to July 31, 2009 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relative to the Company’s ability to continue as a going.  There were no disagreements with AJ. Robbins, for the last two fiscal years or the interim through the date of the dismissal on September 20, 2010, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of AJ. Robbins, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's financial statements for the fiscal year ended July 31, 2009 and for the period from August 14, 2008 (Inception) to August 31, 2008.

During the two most recent fiscal years and the interim period through September 20, 2010, neither the Company nor anyone on its behalf consulted RBSM regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (Principal Accounting Officer)), as of the end of the period covered by this report, our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of Pier Acquisition I, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal accounting officers to provide reasonable assurance to the Company’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of July 31, 2010, our internal control over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Philip J. Huml	36	President and Director

Katherine Brady	41	Secretary, Treasurer and Director

Anthony DiGiandomenico	44	Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Philip J. Huml, the Company's President and a director is currently a consultant working with middle market and growth companies.  Previously Mr. Huml was Managing Director of Investment Banking at MDB Capital and focuses on corporate finance and capital formation for growth-oriented companies both domestically and in Asia.  Mr. Huml started his career at Solomon Smith Barney.  In 2000, Mr. Huml became Vice President of corporate finance for Burnham Securities and opened their west coast office. From 2005-2006, he was Vice President of institutional sales for WestPark Capital.  In December 2006, Mr. Huml joined Blackwater Capital Group as Managing Director of their western banking and China operations. Prior to starting in the brokerage community, Mr. Huml was the founder of two start-up companies in the food and beverage industry.  Mr. Huml attended the University of Arizona and currently has his series 7, 63 and 65 licenses.

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

(e)    Prior Blank Check Company Experience

As indicated below, our management also serves as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Pier Acquisition II, Inc.	January 13, 2009	Effective	000-53553	None.	Philip J. Huml serves as President and director, Katherine Brady serves as Secretary, Treasurer and director and Anthony DiGiandomenico serves as director.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal years ended July 31, 2010, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Nominating Committee

Do to our size, limited operations and concentration of ownership; we have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time.

Code of Ethics

We have not adopted a "Code of Ethics” as a result of our shell status, limited management and limited number of transactions, if any, conducted by the company.

Item 11.Executive Compensation.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of November 30, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. All warrants described below are currently exercisable and have an exercise price equal to $.0001.

	Amount and Nature of
Name and Address	Beneficial Ownership		Percentage of Class

Philip J. Huml (1)	2,600,000	(2)	33.33%
3902 Peartree Place
Calabasas, CA91302

Katherine Brady (3)	2,600,000	(4)	33.33%
24037 Chestnut Way
Calabasas, CA91302

Anthony DiGiandomenico (5)	2,600,000	(6)	33.33%
401 Wilshire Blvd. 1020
Santa Monica, CA90401

The Patrick Riordan Trust	1,950,000	(7)	26.09%
3902 Peartree Place
Calabasas, CA91302

John F. Baier	975,000	(8)	13.95%
3902 Peartree Place
Calabasas, CA91302

The Marie Baier Foundation (9)	975,000	(10)	13.95%
3902 Peartree Place
Calabasas, CA91302

JK Advisors, Inc. (11)	1,300,000	(12)	18.18%
3902 Peartree Place
Calabasas, CA91302

All Officers and	7,800,000		75%
Directors as a group
(3 individuals)

(1)	Philip J. Huml serves as President and a director of the Company.
(2)	Includes 1,300,000 shares of common stock and a warrant to purchase 1,300,000 shares of common stock owned by Mr. Huml.
(3)	Katherine Brady serves as the Secretary, Treasurer and a director of the Company

(4)	Includes 1,300,000 shares of common stock and shares underlying a warrant to purchase 1,300,000 shares of common stock owned by Ms. Brady.
(5)	Anthony DiGiandomenico serves as a director of the Company.
(6)	Includes 1,300,000 shares of common stock and shares underlying a warrant to purchase 1,300,000 shares of common stock owned by Mr. DiGiandomenico.
(7)	Includes 975,000 shares of common stock and shares underlying a warrant to purchase 975,000 shares of common stock owned by The Patrick Riordan Trust.
(8)	Includes 487,500 shares of common stock and shares underlying a warrant to purchase 487,500 shares of common stock owned by John F. Baier.
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

Item 13.Certain Relationships and Related Transactions.

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

During the year ended July 31, 2010, the Company paid consulting fees of $9,925 to JK Advisors, Inc.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees expected to be billed to us by our independent auditor for our 2010 and 2009 fiscal years:

Type of Fees	2010	2009

Audit Fees	$12,500	$-

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$12,500	$-

Pre-Approval of Independent Auditor Services and Fees

On September 20, 2010, the Company engaged RBSM, LLP (“RBSM”) as its principal independent registered public accounting firm. RBSM was engaged to audit our financial statements for the years ended July 31, 2010 and 2009. The above table represents the audit fees that RBSM is expected to bill us for the years ended July 31, 2010 and 2009.

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by RBSM, LLP and has determined that the provision of such services to us during fiscal 2010 and 2009 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditor in accordance with the applicable requirements of the SEC. RBSM, LLP did not provide us with any services, other than those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIER ACQUISITION I, INC.

Dated: December15, 2010	By:	/S/ Philip J. Huml

Philip J. Huml,Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.
Name	Title	Date

/s/ Philip J. Huml	Chief Executive Officer and Principal Accounting Officer and Director	December 15,
2010

/s/ Katherine Brady	Director	December 15,
2010

/s/ Anthony	Director	December 15,
DiGiandomenico		2010

EXHIBITS LIST

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 13, 2009 and incorporated herein by this reference.